Form 10-K/A
period 1999-12-31
MERRILL LYNCH MORT INVEST INC MRT LN AS BCKD CRT SR 1999 CB4
filed 2000-05-15
CIK 1097670

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  May 15, 2000          By:  /s/Kimberly K. Costa
                                    -----------------------------
                                    Kimberly K. Costa
                                    Vice President

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

Litton Loan Servicing, LP
A Subsidiary of Enchance Financial Services Group Inc.
5373 West Alabama, Suite 600                             Telephone 713 960 9676
Houston, Tx  77056                                             Fax 713 966 8856


March 20, 2000

Capital Markets; C-BASS 1999-CB4
The Chase Manhattan Bank
450 West 33rd Street, 14th Floor
New York, New York 10001

Subject: C-Bass Trust 1999-CB4;
         C-BASS Mortgage Loan Asset Backed Certificates, Series 1999-CB4

To Whom It May Concern:

     The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 1999 has been completed and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

1. All ad valorem taxes have been paid when due and without penalty to the Trust.

2. All assessments and ground rents of whatsoever kind or nature have been paid so as to prevent their taking priority to the purchase money lien or lien to which the trust is entitled.

3. All casualty insurance has been paid without lapse in coverage and in an amount sufficient to prevent the application of a co-insurance clause.

4. In compliance with the terms of the agreement, flood insurance as required by the National Flood Insurance Act of 1994, P.L. 103-325 511, if any, has been maintained without lapse.

5. Errors nd Omissions Insurance is in forced in amounts sufficient to meet the requirements of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the terms of the subject agreement.

6. Litton Loan Servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 1999.

7. Litton Loan Servicing LP has not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment or be taxed on prohibited transaction.

8. All other terms and requirements of the Servicing Agreement between the above parties have been complied with except as noted on the attachment to this letter, if any.

Sincerely,


Litton Loan Servicing LP
-----------------------------------------
by:  /s/ Janice McClure
     Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

Deloitte & Touche LLP                                 Telephone (713) 982-2000
Suite 2300                                           Facsimile: (713) 982-2001
333 Clay Street
Houston, Texas  77002-4196

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Liton Loan Servicing LP:

    We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all material respects.


Deloitte & Touche LLP
February 28, 2000